Form 10-K/A
period 2000-12-31
WELLS FARGO ASSET SEC CORP MORT PASS THR CERT SER 2000-11
filed 2002-07-17
CIK 1127085

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-45

                Wells Fargo Asset Securities Corporation
                Mortgage Pass-Through Certificates
                Series 2000-11 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2281846
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-11 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-11 Trust registered under the Securities Act of 1933 (the"Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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


              (99.3) Annual Statements of Compliance under the Pooling and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Cendant Mortgage Corporation <F1>
                     c)   Fleet Mortgage Corporation <F1>
                     d)   Bank of America FSB (VA) <F1>
                     e)   ABN AMRO Mortgage Group <F1>
                     f)   Washington Mutual, Inc. <F1>
                     g)   Old Kent Mortgage Company <F3>
                     h)   Homeside Lending, Inc (FL) <F1>
                     i)   Firstar Home Mortgage <F1>
                     j)   National City Mortgage <F1>
                     k)   Sun Trust Mortgage, Inc. <F1>
                     l)   Huntington Mortgage Company <F1>
                     m)   Countrywide Funding <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 25, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                 On December 11, 2000 and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.



                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-11 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

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


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

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


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Cendant Mortgage Corporation <F1>
                     c)   Fleet Mortgage Corporation <F1>
                     d)   Bank of America FSB (VA) <F1>
                     e)   ABN AMRO Mortgage Group <F1>
                     f)   Washington Mutual, Inc. <F1>
                     g)   Old Kent Mortgage Company <F3>
                     h)   Homeside Lending, Inc (FL) <F1>
                     i)   Firstar Home Mortgage <F1>
                     j)   National City Mortgage <F1>
                     k)   Sun Trust Mortgage, Inc. <F1>
                     l)   Huntington Mortgage Company <F1>
                     m)   Countrywide Funding <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


EX-99.1 (a)
   Annual Independant Accountant's Servicing Report

   KPMG   (logo)

   12 Fountain Plaza, Suite 601
   Buffalo, NY 14202

   Independent Accountants' Report

   The Board of Directors HSBC Bank USA:

   We have examined management's assertion about HSBC Mortgage Corporation
   (USA)'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying Management Assertion. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

   In our opinion, management's assertion that HSBC Mortgage Corporation (USA) has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

   Buffalo, New York
   February 13, 2001



EX-99.1 (b)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

    INDEPENDENT AUDITORS'REPORT

    Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.

     February 9, 2001


EX-99.1 (c)

    PRICEWATERHOUSECOOPERS   (logo)

    PricewaterhouseCoopers LLP
    1441 Main Street, Suite 705
    Columbia SC 29201
    Telephone (803) 779 0930

    Report of Independent Accountants

    To the Board of Directors and Stockholder of Fleet Mortgage Corp.

    We have examined management's assertion about Fleet Mortgage Corp. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Progmm for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and perfonning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    March 2, 2001



EX-99.1 (d)


   PRICEWATERHOUSECOOPERS   (logo)

   PricewaterhouseCoopers LLP
   Bank of America Corporate Center
   100 North Tryon Street
   Suite 5400
   Charlotte NC 28202
   Telephone (704) 344 7500
   Facsimile (704) 344 4100


   Report of Independent Accountants

   To the Board of Directors and Shareholder of Bank of America, N.A.

    We have examined management's assertion about compliance by BA Mortgage, LLC and the mortgage division of Bank of America, N.A. (collectively the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    January 25, 2001



EX-99.1 (e)

    ERNST & YOUNG   (logo)

    Ernst & Young LLP
    Sears Tower
    233 South Wacker Drive
    Chicago, Illinois 60606-6301
    Phone: (312) 879-2000
    www.ey.com

    Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
    Uniform Single Attestation Program for Mortgage Bankers

    Report of Independent Accountants

    Board of Directors
    ABN AMRO North America, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ARN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
      (USAP) during the year ended December 31, 2000. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

      In our opinion, management's assertion that, except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

      This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.


      Ernst & Young LLP
      January 22, 2001

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.



EX-99.1 (f)

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809

Deloitte
&Touche  (logo)


INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

Audit Committee of the Board of Directos
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc's (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended in December 31, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.




EX-99.1 (g)

   ARTHURANDERSEN   (logo)

   INDEPENDENT ACCOUNTANT'S REPORT

   To the Shareholder and The Board of Directors of
   Old Kent Mortgage Services, Inc.:

    We have examined management's assertion about Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Old Kent Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $20,000,000, respectively as of and for the year ended December 31, 2000 included in the accompanying Management Representation Letter. Management is responsible for Old Kent Mortgage Services, Inc.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards.

    In our opinion, management's assertion that Old Kent Mortgage Services, Inc. complied with the aforementioned minimum servicing standards and that Old Kent Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $20,000,000, respectively as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


   Chicago, Illinois
   March 16, 2001


EX-99.1 (h)

    KPMG    (logo)

    Suite 2700, Independent Square
    One Independent Drive
    PO. Box 190
    Jacksonville, FL 32201-0190

    Independent Auditors' Report


    The Board of Directors
    HomeSide Lending, Inc.:

    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million., respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.


    December 1, 2000



EX-99.1 (i)

   PRICEWATERHOUSECOOPERS   (logo)

   PricewaterhouseCoopers LLP
   650 Third Avenue South
   Suite 1300
   Minneapolis MN 55402

   Telephone      (612) 596 6000
   Facsimile      (612) 373 7160

   Report of Independent Accountants

   To the Board of Directors and Shareholder of Firstar Bank, N.A.

    We have examined management's assertion about Firstar Bank,N.A (including Firstar Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000, included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    March 12, 2001


EX-99.1 (j)

   ERNST&YOUNG    (logo)
   Ernst & Young LLP
   1300 Huntington Building
   925 Euclid Avenue
   Cleveland, Ohio 44115-1405
   Phone: (216) 861-5000
   www.ey.com

   Report on Management's Assertion on Compliance with Minimum Servicing Standars Set Forth in the
   Uniform Single Attestation Program for Mortgage Bankers

   Report of Independent Accountants

   Board of Directors
   National City Mortgage Co.

   We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
   (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

   In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

   This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

   February 2, 2001



EX-99.1 (k)

  ARTHURANDERSEN  (logo)

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To SunTrust Mortgage, Inc.:

   We have examined management's assertion about SUNTRUST MORTGAGE, INC.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Banks ("USAP") and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

   In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 is fairly stated in all material respects.

   Atlanta, Georgia
   February 2, 2001



EX-99.1 (l)

   ERNST&YOUNG  (logo)

   Ernst&Young LLP
   1100 Huntington Center
   41 South High Street
   Columbus, Ohio 43215

   Phone: (614) 224-5678
   Fax:   (614) 222-3939

   Report of Independent Accountants

   Board of Directors
   The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001




EX-99.1 (m)

    Grant Thornton   (logo)

    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International

    REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE
    UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

    Board of Directors
    Countrywide Credit Industries, Inc.

         We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

         In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 2001 is fairly stated, in all material respects.

         Los Angeles, California
         March 16, 2001



EX-99.1 (n)

    PRICEWATERHOUSECOOPERS (LOGO)
    PricewaterhouseCoopers LLP
    1441 Main Street, Suite 705
    Columbia SC 29201
    Telephone (803) 779 0930


    Report of Independent Accountants

    To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:


    We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). The Company performs loan subservicing functions for the residential loan servicing portfolio of Chase Mortgage Company. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

    In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 2, 2001



EX-99.1 (o)

     KPMG       (logo)

     355 South Grand Avenue
     Suite 2000
     Los Angeles, CA 90071-1568

     INDEPENDENT ACCOUNTANTS' REPORT

     The Board of Directors
     Downey Financial Corp.:

     We have examined management's assertion about Downey Financial Corp. and subsidiaries'(Downey) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards and perforiming such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Downey Financial Corp. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

      January 17, 2001




EX-99.2 (a)

Report of Management

HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2000, HSBC Mortgage Corporation (USA) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $508,000,000 and $50,000,000 respectively.

David J. Hunter
President

Daniel B. Duggan
SVP, Secondary Marketing

Susan Wojnar
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY  14043



EX-99.2 (b)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT Mortgage (logo)

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group



EX-99.2 (c)

Fleet Mortgage     (logo)
1333 Main Street
Columbia, SC 29201
803 929.7900 tel
803 929.7107 fax

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2001

As of and for the year ended December 31, 2000, Fleet Mortgage Corp. and its subsidiaries (the "company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy of $1000,000,000 and $20,000,000 respectively.


Michael J. Torke
Chief Executive Officer and President


William B. Naryka
Executive Vice President, Chief Financial Officer


Robert A. Rosen
Executive Vice President of Loan Servicing



EX-99.2 (d)

Bank of America  (logo)

BankofAmerica
100 North Tryon Street
Charlotte, NC 28255

Tel 704.332.2321

Exhibit 1

MANAGEMIENT'S ASSERTION CONCERNING COMPLIANCE
WITH THE USAP MINIMUM SERVICING STANDARDS

January 25, 2001

As of and for the year ended December 31, 2000, except as specifically noted below, BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). During the year ended December 31, 2000, the following instance of noncompliance with the Standards occurred; however, this instance has been remedied and procedural enhancements continue to be implemented.

Standard: Custodial bank account and related bank clearing account reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and documented reconciling items shall be resolved from these reconciliations within ninety (90) calendar days of their original identification.

During the year ended December 31, 2000, management continued to isolate and review reconciling items in custodial accounts related to certain real estate mortgage investment conduits. For the months January through May, reconciling items had been outstanding for more than 90 days; as of December 31, 2000, no reconciling items had been outstanding for more than 90 days

Management has taken definitive actions and implemented procedures and controls to address and correct the instance of noncompliance which occurred during 2000.

As of and for the year ended December 31, 2000, the Company was covered by Bank of America Corporation's fidelity bond insurance coverage and mortgage servicing errors and omissions insurance coverage in the amounts of $275,000,000 and $275,000,000, respectively.


U S A (logo)


Kevin M. Shannon
President
Consumer Real Estate

Daniel F. Hellams
President
Bank of America Mortgage

Denise C. Sawyer
Chief Financial Officer
Bank of America Mortgage

Gary K. Bettin
Consumer Real Estate
Loan Servicing Executive
Bank of America Mortgage

J. Mark Hanson
Senior Vice President
Bank of America Mortgage

H. Randall Chestnut
Senior Vice President
Bank of America Mortgage

Jeanne Bader
Senior Vice President
Bank of America Mortgage




EX-99.2 (e)

    ABN-AMRO

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

    Report of Management

    We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in The Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

    Escrow funds were not returned to mortgagors within 30 calendar days of loan payoff for 1 out of the 45 tested.

    Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 4 out of the 120 tested.

    As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount $25,000,000.

    Stanley Rhodes
    President

    Richard Geary
    Group Senior Vice President



EX-99.2 (f)

    Washington, Mutual  (logo)

    Loan Servicing
    9451 Corbin Ave
    M/S* N01010i
    Northridge, CA 91324

    As of and for the 12 months ended December 31, 2000, Washington Mutual, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $110 million and S50 million, respectively.

    Craig S. Davis                     Davi Imig
    President                          Senior Vice President
    Washington Mutual Home Loans &     Loan Servicing
    Insurance Services Group

    February 23, 2001



EX-99.2 (g)

OLD KENT   (logo)

Old Kent Mortgage Company
4420 44th Street SE, Suite B
Grand Rapids, MI 49S12-4011

As of and for the year ended December 31, 2000, Old Kent Mortgage Services, Inc. has complied with the minimum servicing standards set forth in the Mortgage Banking Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, OKMS had in effect a fidelity bond coverage and errors and omissions policy in the amount of $50,000,000 and $20,000.000. respectively.


Donald Britton                              Maijorie M. Dodd
President and CEO, OKMS                     Chief Financial Officer, OKMS

March 16,2001                               March 16, 2001




EX-99.2 (h)

HOMESIDE LENDING, INC.  (logo)


Management Assertion Letter

As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.

William Glasgow, Jr.

December 1, 2000


Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209



EX-99.2 (i)

FIRSTAR  (logo)
Bank Without Boundaries

Exhibit I

1550 East 79th Street
Bloomington, MN 55425

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2001

As of and for the year ended December 31, 2000, Firstar Bank, N.A and its subsidiaries (including Firstar Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000 and $25,000,000 respectively.

Dan Arrigoni
President and Chief Executive Officer
Firstar Home Mortgage

Rick Aneshansel
Chief Financial Officer
Firstar Home Mortgage

Michael L. Norris
Senior Vice President, Mortgage Servicing
Firstar Home Mortgage



EX-99.2 (j)

         National City Mortgage Co.
         3232 Newmark Drive
         Miamisburg, Ohio 45342
         Telephone (937) 910-1200

         Mailing Address:
         P.O. Box 1820
         Dayton, Ohio 45401-1820

         Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Programfor Mortgage Bankers

         Report of Management

         We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

         As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.


         T. Jack Case Jr., Executive Vice President

         February 2. 2001



EX-99.2 (k)

     SunTrust Mortgage, Inc.
     Post Office Box 26149
     Richmond. VA 23260-6149
     1-800-634-7928

     SUNTRUST   (logo)

     February 10, 2000

     Arthur Andersen LLP
     133 Peachtree Street, NE
     Atlanta, GA 30303


     Dear Sirs:

     As of and for the year ended December 1, 2000, SunTrust Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, SunTrust Mortgage, Inc. had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $28,500,000 respectively.

     Sincerely,

     Ralph B. Carrigan
     Executive Vice President



EX-99.2 (l)

Huntington Mortgage Company  (logo)

Report of Management

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.

Thomas J. Finnegan III
President and Chief Executive Officer


Irving A. Adler
Senior Vice President

March 6, 2001



EX-99.2 (m)

Countrywide  (logo)

4500 Park Granda
Calabasas, CA  91302

(818)225-3000

March 16, 2001

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.

Carlos M. Garcia
Senior Managing Director,
Chief Financial Officer

(P:/gt/2001/3-16-01 USAP)



EX-99.2 (n)

CHASE  (logo)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standands


March 2, 2001

As of and for the year ended December 31, 2000, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

Thomas Jacob
Chief Executive Officer


Terry L. Gentry
Sr. Vice President of Servicing


Glenn Mouridy
Executive Vice President of Servicing


Lucy Gambino
Vice President of Risk Management



EX-99.2 (o)

DOWNEY FINANCIAL CORP.

Management's Report on Compliance
with Minimum Servicing Standards

As of and for the year ended December 31, 2000, Downey Financial Corp. and subsidiaries (Downey) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss incident and aggregate coverage of $30 million. Downey also had an errors and omissions policy in the amount of $15 million as of and for the same period.


Daniel D.Rosenthal
President and Chief Executive Officer

Thomas E Prince
Executive Vice President
Chief Financial Officer

January 17, 2001

Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, CA 92658-6000 *
(949) 509-4500





EX-99.3 (a)

    Annual Statement of Compliance

    HSBC   (logo)

    Wells Fargo Bank Minnesota, N.A
    11000 Broken Land Parkway
    Columbia, MD 21044-3562

    Attn: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

      (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;
      (C) I have confirmed that the Fidelity Bonds, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (F) All Custodial Accounts have been reconciled and are properly funded;
          and
      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

      Certified By:

      Officer

      Title



EX-99.3 (b)

    CENDANT Mortgage (logo)

    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date



EX-99.3 (c)

    Wells Fargo Bank Minnesota., N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

   (F) All Custodial Accounts have been reconciled and are properly funded; and

   (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer

    Title
    Date




EX-99.3 (d)

    ANNUAL OFFICER CERTIFICATION

    In accordance with the Servicing Agreement, I, the undersigned, hereby certify as to each Mortgage Loan being serviced by Bank of America, N.A. the following:

    1. I am a duly authorized officer of Bank of America, N.A. and am empowered and authorized to issue this Annual Certification.

    2. All taxes, ground rents and assessments for the Mortgages covered herein have been paid.

    3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

    4. Interest is being paid on escrow in accordance to any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

    5. Analysis has been made to ensure sufficient money was collected in the escrow year.

    6. All required interest rate and/or monthly payment adjustments for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

    7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan by loan basis by the investor.

    8. We have reported all ninety day delinquencies, completed foreclosures, accepted deed-in-lieu, and reinstated mortgages to the major credit repositories in accordance with our reporting requirements.

    9.  Property inspections have been made where appropriate.

   10. We have complied with the Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

   11. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

   12. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.

   I FURTHER CERTIFY:

         A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2000 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

            Exceptions (if any): None

         B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/00 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.


        Events of Default (if any): None

        Bank of America, N.A.

        Robert K Vanderberry
        Investor Services - Kentucky
        Senior Vice President




EX-99.3 (e)

    ABN-AMR0   (logo)

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    CERTIFICATE OF COMPLIANCE

    The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

    1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2000, with respect to performance under the

        and

    2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

    In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2001.

    ABN AMRO Mortgage Group, Inc.

    By:
         Renee' B. Dettman
         Vice President




EX-99.3 (f)

     Washington Mutual (logo)

     OFFICER'S CERTIFICATE

     The undersigned Officer certifies the following for the 2000 fiscal year:

     A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

    B. I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing:

    C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

    D. All premiums for each Hazard Insurance policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect:

    E. All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property have been paid. All Custodial Accounts have been reconciled and are properly funded: and

    F. All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    John Mac Lean

    Vice President
    Title

    March 6, 2001
    Date




EX-99.3 (h)

   HOMESIDE   (logo)
   LENDING, INC.

   June 21, 2001


   Ms. Dionne Dixon
   Wells Fargo Bank Minnesota
   11000 Broken Land Parkway
   Columbia, Maryland 21044

   Re:  Annual Officer's Certification
        Fiscal Year Ending September 30, 2000

   Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Lmpohwat@homeside.com.

       Sincerely,

       Karen Bryan
       Vice President



EX-99.3 (i)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing
RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer

Title

Date




EX-99.3 (j)

National City   (logo)
Mortgage

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Wells Fargo Bank Minnesota, N. A.
Attn: Master Servicing
11000 Broken Land Parkway
Columbia, Maryland 21044-3562

RE:  Annual Officer's Servicing Certification

Dear Master Servicer:

The undersigned Officer certifies the following for the 2000 fiscal year:

      (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
      (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (f) All Custodial Accounts have been reconciled and are properly funded;
          and
      (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer  (Charles M. Abourezk)

National City Mortgage
Company

Vice President
Title

March 19, 2001
Date

No One Cares More!



EX-99.3 (k)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N-A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Forecloslure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer

    Vice President
    Title

    March 26, 2001
    Date




EX-99.3 (l)

    Huntington
    Mortgage   (logo)
    Company

    OFFICER'S CERTIFICATE

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

    G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date

EX-99.3 (m)

Countrywide   (logo)
HOME LOANS
400 Countrywide Way SV.44
Simi Valley, California 93065-6298
(805) 520-5100



                             OFFICER'S CERTIFICATE





I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., aka Countrywide Funding Corporation and further certifies the following for the fiscal year ended February 28, 2001.

     (A) That all premiums for each Hazard Insurance Policy, Flood Insurance policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

     (B) That all accrued and due real estate taxes, governmental assessments and any other expenses, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to your designated representative.

     (C) That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligation under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform on such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to your designated representative:

     (D) That this Officer has confirmed that the Fidelity Bond, the Error and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.


Joseph Candelario
First Vice President                                      Date

Compliance Officer
Loan Administration


EX-99.3 (n)

    THE RIGHT RELATIONSHIP IS EVERYTHING

    Chase Manhattan Mortgage Corporation
    3415 Vision Drive
    Columbus, OH 43219
    1-800-848-9136 Customer Service
    1-800-582-0542 TDD / Text Telephone

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

 (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

 (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

 (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

 (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

 (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

 (F)   All Custodial Accounts have been reconciled and are properly funded; and

 (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer

    Vice President
    Title

    March 30, 2001
    Date



EX-99.3 (o)

    DOWNEY SAVINGS   (logo)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officers Certificate

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F)   All custodial Accounts have been reconciled and properly funded; and

(G) All annual reports or Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified

Title

Date


DOWNEY SAVING AND LOAN ASSOCIATION, F.A.
Corporate Headquarters:  3501 Jamboree Road
P.O. Box 6000 - Newport Beach, California 92658-949/854-3100